Form 10QSB
period 1998-06-30
BUFFALO CAPITAL V LTD
filed 1998-08-14
CIK 1047296

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities Ex-change Act of 1934 for the quarterly period ended June 30, 1998.

 ....Transition report under section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from _________ to _________.

Commission File No:   0-23867

                      BUFFALO CAPITAL V, LTD.
              (Name of small business in its charter)

Colorado                        84-1434324
(State or other            (IRS Employer Id.  No.)
jurisdiction of Incorporation)

7331 S. Meadow Court,
Boulder,  Colorado               80301
(Address of Principal Office)        Zip Code

Issuer's telephone number:    (303) 530-3353

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X..  No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes .....  No
 .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 7/20/98 the following shares of common were outstanding: Common Stock, no par value, 4,620,000 shares; Class A Warrants to purchase common stock, 1,020,000; Class B Warrants to purchase common stock, 510,000.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended June 30, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      BUFFALO CAPITAL V, LTD.
                   (A Development Stage Company)

                       FINANCIAL STATEMENTS








                    Quarter Ended June 30, 1998

                      Buffalo Capital V, Ltd.
                   (A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Statement of Stockholders' Equity
Notes to Financial Statements

Buffalo Capital V, Ltd.
(A Development Stage Company)
BALANCE SHEET
as of and for the quarter ended
June 30, 1998

(unaudited)

                                 June 30, 1998
ASSETS
CURRENT ASSETS:
Cash and cash equivalents          2,861

OTHER ASSETS:
Organizational costs (net
of amortization)                     560

TOTAL ASSETS                       3,421

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                   1,026

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
1,135,000 shares issued and
outstanding                       11,350

Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding       0

Additional paid-in capital        18,000

Deficit accumulated
 during the
 development stage              (26,955)

Total stockholders' equity         2,395

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                            3,421

The accompanying notes are an integral part of these financial statements.

Buffalo Capital V, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT as of and for the quarter ended
June 30, 1998
(unaudited)

                           Three        Six                 Period from
                           Months       Months              Inception
                           Ended        Ended               (9/19/97) thru
                           6/30/98      6/30/98             6/30/98

INCOME                          -            -                   -

EXPENSES
Legal and
 professional               1,523        4,202               4,318
Advertising                   246          246                 246
Amortization                   40           40                  40
Rent                          150          300                 450
Consulting fees            11,500       11,500              21,400
Office expense                483          483                 501

TOTAL EXPENSES             13,932       16,771              26,955

NET LOSS                 (13,932)     (16,771)            (26,955)

Accumulated deficit
 Balance, Beginning
 of period               (13,023)     (10,184)                   0
 Balance, End of
 period                  (26,955)     (26,955)            (26,955)

Loss per common
 share                      (NIL)        (NIL)               (NIL)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING             1,135,000    1,135,000           1,135,000

The accompanying notes are an integral part of these financial statements. Buffalo Capital V, Ltd.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
For the six months ended June 30, 1998
(unaudited)

                           Six                Period from
                           Months             Inception
                           Ended              (9/19/97) to
                           6/30/98            6/30/98
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                 (16,771)            (26,955)
Noncash items included
 in net loss:
 Amortization                  40                  40
 Rent                         300                 450
 Stock issued for
 consulting fees           11,500              21,400

Changes in
 Current
 liabilities                1,026               1,026
Net cash used
 by operating
 activities               (3,905)             (4,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs          (600)               (600)
Issuance of common
 stock                          -               7,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                 (600)               6,900

Net increase (decrease)
 in cash and cash
 equivalents              (4,505)               2,861

CASH AND CASH EQUIVALENTS,
 Beginning of Period        7,366                   0

CASH AND CASH EQUIVALENTS,
 End of Period              2,861               2,861

The accompanying notes are an integral part of these financial statements.

Buffalo Capital V, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to June 30, 1998
(page 1 of 2)


                           Common Stock                     Additional
                           Number of                        Paid-in
                           shares         Amount            Capital
Common stock issued
for services,
April 1997
at $.02 per share         495,000        9,900                   -

Common stock issued
for cash,
September 1997
at $.50 per share          15,000          300               7,200

Stock split 2:1
forward
December 1997             510,000            -                   -

Common stock issued
for services,
June 1998                 115,000        1,150              10,350

Rent provided at
 no charge                      -            -                 450

Net loss for the
 period ended
 June 30, 1998                  -            -                   -

Balance
 June 30, 1998          1,135,000       11,350              18,000

The accompanying notes are an integral part of these financial statements. Buffalo Capital V, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to June 30, 1998
(page 2 of 2)

                                       Deficit
                                   Accumulated
                                    during the              Total
                                   development              stockholder
                                         stage              equity

Common stock issued
for services, April 1997
at $.02 per share                            -               9,900

Common stock issued for
cash, September 1997
at $.50 per share                            -               7,500

Stock split 2:1 forward
December 1997                                -                   -

Common stock issued
for services, June 1998                      -              11,500

Rent provided at
 no charge                                   -                 450

Net loss for the period
 period ended June 30, 1998           (26,955)            (26,955)

Balance June 30, 1998                 (26,955)               2,395

The accompanying notes are an integral part of these financial statements.

Buffalo Capital V, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 1998


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information including in the condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development stage company

Buffalo Capital V, Ltd. (the "Company") was incorporated under the laws of the State of Colorado on September 19, 1997. Its office is located at the office of its president at 7331 South Meadow Court, Boulder, CO 80301.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition, that may have potential for profit, and to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal year
The Company has selected an December 31 fiscal year end.

Loss per share
Loss per share was computed using the weighted number of shares outstanding during the period.

Organization costs
Costs to incorporate the Company have been capitalized and will be amortized over a sixty-month period.

Statement of cash flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Stock basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.


2.     STOCKHOLDERS' EQUITY

At inception, 330,000 Units were issued to directors and related parties. The Units were issued for consideration consisting of preincorporation services valued at $.01 per Unit. Each of the Units consists of one share of common stock, two Class A Warrants to purchase common stock for $2.00 per share, and one Class B Warrant to purchase common stock for $4,00 per share. On September 30, 1997, an additional 5,000 Units were issued to each of three shareholders for cash consideration of $.50 per Unit.

On December 15, 1997, the Board of Directors authorized a 2-for-1 stock split, increasing the number of issued and outstanding shares and decreasing the stock basis by half. The number of outstanding warrants was not changed.

On June 1, 1998, an additional 115,000 shares were issued in exchange for consulting services valued at $.10 per share.

As of June 30, 1998, 1,135,000 shares of the Company's no par value common stock were issued and outstanding, along with 1,020,000 Class A warrants and 510,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00, respectively.

As of July 17, 1998, subsequent to the end of the Company's most recent quarter, the Board of Directors approved a 4:1 forward split of the outstanding common stock. On July 20, 1998, 80,000 additional shares of common stock were issued pursuant to a registration statement on Form S-8, in consideration for services valued at $4,000. Accordingly, as of July 20, 1998, the Company had a total of 4,620,000 shares of common stock issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of June 30, 1998, reflects a current asset value of $2,861 in the form of cash, a total asset value of $3,421, which includes cash and organizational costs which have been capitalized, and current liabilities of $1,026.

The Company will carry out its plan of business to seek out and take advantage of business opportunities that may have potential for profit, and acquire such businesses, or a controlling interest therein. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations.

During the period from September 19, 1997 (inception) through June 30, 1998, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $26,955 since inception. This loss is primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and issuance of stock to the Company's officers and directors and other non-management principal shareholders for consulting services related to organization of the Company and development of its business plan.

For the current fiscal year, the Company anticipates an increased net loss owing to expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

Need for Additional Financing.

The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for approximately three months. Thereafter, the company will require additional working capital unless it has completed a business combination. Thus, there is no assurance that the available funds will ultimately prove to be adequate for the Company's operations. Although no commitments to provide funds have been made by management or other stockholders, it is anticipated that the Company would seek loans or additional capital contributions from its existing principal shareholders in the event it requires additional working capital. However, there can be no assurance that other funds will be available to cover the Company's expenses.

PART II

ITEM 5.  OTHER INFORMATION

On July 23, 1998, the company entered into a letter of intent with Aladdin Oil Corporation, a Nevada corporation ("Aladdin"), regarding a possible business combination. Pursuant to the terms of the letter of intent, the transaction would be structured most likely as a merger of Aladdin into the Company, and would occur as soon as possible after the approval of the proposed transaction by the shareholders of each of the parties.

The parties have not yet entered into a definitive agreement relating to the proposed business combination, and there is no assurance that the parties will be able to finalize and agree upon the terms of a definitive agreement. Any such definitive agreement will include certain conditions precedent to closing of the proposed business combination. Accordingly, even in the event that the parties do finalize and execute a definitive agreement, there is no assurance that the proposed business combination will be completed.

Additional information regarding the proposed transaction will be provided in a report on Form 8-K to be filed by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       (b) There have been no reports on Form 8-K for the quarter ending June 30, 1998.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL V, LTD.
(Registrant)

Date: August 14, 1998

/s/_______________________________
Grant Peck, President