Form 10QSB
period 1998-09-30
BUFFALO CAPITAL V LTD
filed 1998-11-12
CIK 1047296

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities Ex-change Act of 1934 for the quarterly period ended September 30, 1998.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 10/31/98, the following shares of common were outstanding: Common Stock, no par value, 4,620,000 shares; Class A Warrants to purchase common stock, 1,020,000; Class B Warrants to purchase common stock, 510,000.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 1998, the nine months ending
September 30, 1998, and for the period from inception through Septem-ber 30, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      BUFFALO CAPITAL V, LTD.
                   (A Development Stage Company)

                       FINANCIAL STATEMENTS








                 Quarter Ended September 30, 1998

                      Buffalo Capital V, Ltd.
                   (A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Statement of Stockholders' Equity
Notes to Financial Statements

Buffalo Capital V, Ltd.
(A Development Stage Company)
BALANCE SHEET
as of September 30, 1998

(unaudited)

                                 September 30, 1998
ASSETS
CURRENT ASSETS:
Cash and cash equivalents          1,169

OTHER ASSETS:
Organizational costs (net
of amortization)                     530

TOTAL ASSETS                       1,699

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                       -

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
1,135,000 shares issued and
outstanding                       12,150

Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding       0

Additional paid-in capital        22,928

Deficit accumulated
 during the
 development stage              (33,379)

Total stockholders' equity         1,699

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                            1,699

The accompanying notes are an integral part of these financial statements.

Buffalo Capital V, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT for the three and nine months ended September 30, 1998 and for the period from September 19, 1997 to September 30, 1998
(unaudited)

                           Three        Nine                Period from
                           Months       Months              Inception
                           Ended        Ended               (9/19/97) thru
                           9/30/98      9/30/98             9/30/98

INCOME                          -            -                   -

EXPENSES
Legal and
 professional               1,578        5,780               5,896
Advertising                     -          246                 246
Amortization                   30           70                  70
Rent                          150          450                 600
Consulting fees             4,000       15,500              25,400
Office expense                666        1,149               1,167

TOTAL EXPENSES              6,424       23,195              33,379

NET LOSS                  (6,424)     (23,195)            (33,379)

Accumulated deficit
 Balance, Beginning
 of period               (26,955)     (10,184)                   0
 Balance, End of
 period                  (33,379)     (33,379)            (33,379)
Loss per common
 share                      (NIL)       (.01)              (.02)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING             3,989,500    2,011,900           1,753,000

The accompanying notes are an integral part of these financial statements. Buffalo Capital V, Ltd.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 1998 and for the period from September 19, 1997 to September 30, 1998
(unaudited)

                                        Nine                Period from
                                        Months              Inception
                                        Ended               (9/19/97) thru
                                        9/30/98             9/30/98
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                              (23,195)            (33,379)
Noncash items included
 in net loss:
 Amortization                               70                  70
 Rent                                      450                 600
 Stock issued for
 consulting fees                        15,500              25,400
 Expenses paid by
 shareholders                            1,578               1,578

Changes in
 Current
 liabilities                                 -                   -
Net cash used
 by operating
 activities                            (5,597)             (5,731)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Organization costs                       (600)               (600)
Issuance of common
 stock                                       -               7,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                              (600)              6,900

Net increase (decrease)
 in cash and cash
 equivalents                           (6,197)               1,169

CASH AND CASH EQUIVALENTS,
 Beginning of Period                     7,366                   0

CASH AND CASH EQUIVALENTS,
 End of Period                           1,169               1,169

The accompanying notes are an integral part of these financial statements.

Buffalo Capital V, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to September 30, 1998
(page 1 of 2)


                           Common Stock                     Additional
                           Number of                        Paid-in
                           shares         Amount            Capital
Common stock issued
for services,
April 1997
at $.02 per share         495,000        9,900                   -

Common stock issued
for cash,
September 1997
at $.50 per share          15,000          300               7,200

Stock split 2:1
forward
December 1997             510,000            -                   -

Common stock issued
for services,
June 1998                 115,000        1,150              10,350

Stock split 4:1 forward
July 17, 1998           3,405,000            -                   -

Common Stock issued
for services
July 20, 1998              80,000          800               3,200

Rent provided at
 no charge                      -            -                 600




Expenses paid by
 shareholders                   -            -               1,578

Net loss for the
 period ended
 September 30, 1998             -            -                   -

Balance
 September 30, 1998     4,620,000       12,150              22,928

The accompanying notes are an integral part of these financial statements. Buffalo Capital V, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to September 30, 1998
(page 2 of 2)

                                       Deficit
                                   Accumulated
                                    during the              Total
                                   development              stockholder
                                         stage              equity

Common stock issued
for services, April 1997
at $.02 per share                            -               9,900

Common stock issued for
cash, September 1997
at $.50 per share                            -               7,500

Stock split 2:1 forward
December 1997                                -                   -

Common stock issued
for services, June 1998                      -              11,500

Stock split 4:1 forward
July 17, 1998                                -                   -

Common Stock issued
for services
July 20, 1998                                -               4,000

Rent provided at
 no charge                                   -                 600

Expenses paid by
 shareholders                                -               1,578

Net loss for the
 period ended
 September 30, 1998                   (33,379)            (33,379)

Balance September 30, 1998            (33,379)               1,699

The accompanying notes are an integral part of these financial statements. Buffalo Capital V, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 1998


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

On July 17, 1998, the Board of Directors authorized a 4-for-1 stock split, with no change in the number of warrants outstanding. Also, on July 20, 1998, an additional 80,000 shares were issued in exchange for consulting services valued at $.05 per share.

As of September 30, 1998, 4,620,000 shares of the Company's no par value common stock were issued and outstanding, along with 1,020,000 Class A warrants and 510,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00, respectively.

3.     RELATED PARTY TRANSACTIONS

The Company's directors and officers are also principal shareholders. Each has received approximately 24% of the outstanding shares. In each case, the shares were issued for services provided which have been valued at $6,600.

The Company's general and securities counsel, Gary Joiner, a partner in the law firm of Frascona, Joiner & Goodman, P.C., is one of the Company's principal shareholders. Since inception, the Company has paid $4,574 for legal services rendered, $600 of which was capitalized as organizational costs, with $-0- payable at September 30, 1998.

The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.     SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES

As mentioned in Note 3, the Company has incurred $600 since inception in rent expense which has been designated as pain-in capital. Similarly, the Company recorded amortization of the organizational costs of $70.

5.     INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $33,780 expiring in the year 2012. The tax benefit of these net operating losses, which totals approximately $6,418, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of September 30, 1998, reflects a current asset value of $1,169 in the form of cash, a total asset value of $1,699 which includes cash and organizational costs which have been capitalized, and current liabilities of $-0-.

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

Results of Operations.

During the period from September 19, 1997 (inception) through September 30, 1998, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $33,379 since inception. This loss is primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and issuance of stock to the Company's officers and directors and other non-management principal shareholders for consulting services related to organization of the Company and development of its business plan.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       (b) One report on Form 8-K was filed during the quarter ended September 30, 1998. The report was dated July 23, 1998 and was filed to report the execution of a letter of intent with Aladdin Oil Corporation regarding a possible business combination.



Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL V, LTD.
(Registrant)

Date: November 12, 1998

/s/_______________________________
Grant Peck, President