Form 10QSB
period 1999-03-31
BUFFALO CAPITAL V LTD
filed 1999-05-17
CIK 1047296

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities Ex-change Act of 1934 for the quarterly period ended March 31, 1999.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 3/31/99, the following shares of common were outstanding: Common Stock, no par value, 4,620,000 shares; Class A Warrants to purchase common stock, 1,020,000; Class B Warrants to purchase common stock, 510,000.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 1999, the three months ending March 31, 1998, and for the period from inception through March 31, 1999, follow.
The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      BUFFALO CAPITAL V, LTD.
                   (A Development Stage Company)

                       FINANCIAL STATEMENTS








                   Quarter Ended March 31, 1999

                      Buffalo Capital V, Ltd.
                   (A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Statement of Stockholders' Equity
Notes to Financial Statements

Buffalo Capital V, Ltd.
(A Development Stage Company)
BALANCE SHEET
as of March 31, 1999

(unaudited)

                                  March 31, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents             981

OTHER ASSETS:
Organizational costs (net
of amortization)                      470

TOTAL ASSETS                        1,451

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                    1,524

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
1,135,000 shares issued and
outstanding                        32,900

Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding        0

Additional paid-in capital         19,106

Deficit accumulated
 during the
 development stage               (52,079)

Total stockholders' equity           (73)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                             1,451

The accompanying notes are an integral part of these financial statements.

Buffalo Capital V, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT for the three months ended March 31, 1998 and March 31, 1999 and for the period from September 19, 1997 to March 31, 1999
(unaudited)

                             Three       Three               Period from
                            Months       Months              Inception
                             Ended       Ended               (9/19/97) thru
                           3/31/98       3/31/99             3/31/99

INCOME                           -             -                   -

EXPENSES
Legal and
 professional                2,678         3,497              24,127
Advertising                      -             -                 246
Amortization                    10            30                 130
Rent                           150           150                 900
Consulting fees                  -             -              25,400
Office and bank
 expense                         -            42               1,276

TOTAL EXPENSES               2,838         3,719              52,079

NET LOSS                   (2,838)       (3,719)            (52,079)

Accumulated deficit
 Balance, Beginning
 of period                (10,184)      (48,360)                   0
 Balance, End of
 period                   (13,022)      (52,079)            (52,079)
Loss per common
 share                       (NIL)       (NIL)               (.01)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING              4,080,000     4,620,000           4,364,365

The accompanying notes are an integral part of these financial statements. Buffalo Capital V, Ltd.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended March 31, 1998 and March 31, 1999 and for the period from September 19, 1997 to March 31, 1999
(unaudited)

                                    Three         Three         Period from
                                   Months        Months           Inception
                                    Ended         Ended      (9/19/97) thru
                                  3/31/98       3/31/99             3/31/99
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                          (2,838)       (3,719)            (52,079)
Noncash items included
 in net loss:
 Amortization                          10            30                 130
 Rent                                 150           150                 900
 Stock issued for
 consulting fees                        -             -              25,400
 Expenses paid by
 shareholders                           -         1,966              18,206

Changes in
 Current
 liabilities                        1,250         1,395               1,524
Net cash used
 by operating
 activities                         (178)       (1,420)             (5,919)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Organization costs                  (600)             -               (600)
Issuance of common
 stock                                  -             -               7,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                         (600)             -               6,900

Net increase (decrease)
 in cash and cash
 equivalents                      (2,028)         (178)                 981

CASH AND CASH EQUIVALENTS,
 Beginning of Period                7,366         1,159                   0

CASH AND CASH EQUIVALENTS,
 End of Period                      5,338           981                 981

The accompanying notes are an integral part of these financial statements.

Buffalo Capital V, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to March 31, 1999
(page 1 of 2)


                           Common Stock                      Additional
                           Number of                         Paid-in
                           shares          Amount            Capital
Common stock issued
for services,
April 1997
at $.0025 per share      3,960,000         9,900                   -

Common stock issued
for cash,
September 1997
at $.0625 per share        120,000         7,500                   -

Common stock issued
for services,
June 1998 at
$.025 per share            460,000        11,500                   -

Common Stock issued
for services
July 1998 at
$.05 per share              80,000         4,000                   -

Rent provided at
 no charge                       -             -                 900

Expenses paid by
 shareholders                    -             -              18,206

Net loss for the
 period ended
 March 31, 1999                  -             -                   -

Balance
 March 31, 1999          4,620,000        32,900              19,106

The accompanying notes are an integral part of these financial statements. Buffalo Capital V, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to March 31, 1999
(page 2 of 2)

                                         Deficit
                                     Accumulated
                                      during the             Total
                                     development             stockholder
                                           stage             equity

Common stock issued
for services, April 1997
at $.0025 per share                            -               9,900

Common stock issued for
cash, September 1997
at $.0625 per share                            -               7,500

Common stock issued
for service, June 1998
at $.025 per share                             -              11,500

Common stock issued
for service
July 1998 at
$.05 per share                                 -               4,000

Rent provided at
 no charge                                     -                 900

Expenses paid by
 shareholders                                  -              18,206

Net loss for the
 period ended
 March 31, 1999                         (52,079)            (52,079)

Balance March 31, 1999                  (52,079)                (73)

The accompanying notes are an integral part of these financial statements. Buffalo Capital V, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 1999


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

Account Method
The Company records income and expenses on the accrual method.

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


2.     MERGER AGREEMENT

Effective November 23, 1998 the Company entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") with Aladdin Oil Corporation ("Aladdin"), an independent oil and gas company engaged in the acquisition and exploration of oil and gas within the United States.

The Agreement provides that the Company will have a total of 406,099 shares outstanding immediately prior to completion of the merger transaction. This will be accomplished through a 1 for 2 reverse stock split, followed by the surrender and cancellation of 1,903,901 outstanding common shares by certain of the Company's shareholders, including its officers, directors and affiliates. Aladdin will be merged into the Company, with the Company as the surviving corporation. The Company will change its name to Aladdin Oil
Corporation.

To effect the merger, the Company will issue 3,718,320 shares of newly issued common stock (approximately 90.15% of the post-merger outstanding shares) to the current shareholders of Aladdin. The
Company will also cancel all currently outstanding A and B warrants.
In addition, the Company will authorize the issuance of 1,677,000 shares of a new Series A Convertible Preferred stock, 1,088,500 new
Class A Warrants, 1,688,000 new Class B Warrants, and 417.6 Units, each of which consists of a 12% Convertible Debenture in the face amount of $1000, 625 Class A Warrants and 625 Class B Warrants, and will issue such securities on a one-for-one basis to existing holders of like securities of Aladdin.

The Series A Preferred to be issued in the merger provides for a 12% per year dividend through June 30, 1999, caries a $.075 liquidation preference, and each Preferred share is convertible into a single share of common stock at the option of the holder. The Class A and Class
B Warrants will entitle the holder to purchase common shares at $1.50 and $1.00 per share, respectively, through December 31, 1999. Each Convertible Debenture will bear interest at 12% for the first year of issuance only, and will be convertible into common at the rate of 1.25 shares for each $1.00 of face value of the Debentures, Class A Warrants, and Class B Warrants.

A finders fee of $10,000 is due and payable by the Company at the close of the merger.

3.     STOCKHOLDERS' EQUITY

Common stock: As of March 31, 1999, 4,620,000 Units were issued pursuant to the terms of a Pre-Incorporation Consultation and Subscription Agreement dated April 1, 1997. The Units were issued for consideration consisting of preincorporation services by directors and promoters valued at $.0025 per Unit (or a total of $3,300 per person)., Each of the units consists of one share of common stock, two Class A Warrants to purchase common stock for $2.00 per share, and one Class B Warrant to purchase common stock for $4.00 per share. Issuance of the Units was approved in the organizational consent dated September 20, 1997. Pursuant to the Consent of Directors dated September 30, 1997, an additional 20,000 Units were issued to each of three shareholders for cash consideration of $.125 per Unit, or a total of $2,500 per person.

On December 15, 1997, the Board of Directors authorized a 2-for-1 stock split, increasing the number of issuance and outstanding shares and decreasing the stock basis by half. The number of outstanding warrants was not changed. On July 17, 1998, the Board of Directors authorized a 4-for-1 stock split, thereby increasing the number of issued and outstanding shares to 4,620,000 and decreasing the stock basis by three quarters. The number of outstanding warrants was not changed. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock splits.

Preferred Stock: The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, no par value per share. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.


4.     RELATED PARTY TRANSACTIONS

The Company's directors and officers are also principal shareholders. Each has received approximately 32% of the outstanding shares. In each case, the shares were issued for services provided which have been valued at $6,600.

The Company's general and securities counsel, Gary Joiner, a partner in the law firm of Frascona, Joiner & Goodman, P.C., is one of the Company's principal shareholders. Since inception, the Company has paid $20,073 for legal services rendered, $600 of which was capitalized as organizational costs, with $-0- payable at March 31, 1999.

The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

5.     SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

As mentioned in Note 4, the Company has incurred $900 since inception in rent expense which has been designated as pain-in capital. Similarly, the Company recorded amortization of the organizational costs of $130.

6.     INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $52,079 expiring in the year 2013. The tax benefit of these net operating losses, which totals approximately $9,900, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC
Section 381.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

       The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $7,500 from its inside capitalization funds, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the quarter ended March 31, 1999, reflects a current asset value of $981 in the form of cash, and a total asset value of $1,451.

Results of Operations

       During the period from September 19, 1997 (inception) through March 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period. However, during this period the Company did enter into an Agreement and Plan of Reorganization with Aladdin Oil pursuant to which it is anticipated that the Company will complete a merger transaction on or about June 1, 1999.

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

       Until the Company completes a business acquisition transaction it is not expected to generate revenues. In the event the Company completes the proposed merger transaction with Aladdin Oil
Corporation on or about June 1, 1999, it is anticipated that the Company will generate revenues during the fiscal year, although current management is not in a position to estimate or to determine the
prospective level of revenue.   The Company may nevertheless
continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

       In the event the Company does not complete the proposed merger transaction with Aladdin Oil Corporation it will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE
HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in the Management Discussion and Analysis portion of this Form 10-QSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the possible merger transaction with Aladdin Oil, the need for additional financing, the possibility of generating revenue from operations, and the like.

       The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       (b) One report on Form 8-K was filed during the quarter ended March 31, 1999. The report was dated July 23, 1998 and was filed to report the execution of a letter of intent with Aladdin Oil Corporation regarding a possible business combination.



Signatures

In accordance with the requirements of the Exchange Act, the regis-trant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL V, LTD.
(Registrant)

Date: May 17, 1999

/s/_______________________________
Grant Peck, President