Form 10QSB
period 1999-06-30
BUFFALO CAPITAL V LTD
filed 1999-08-16
CIK 1047296

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  AND  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  June  30,  1999

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  ACT  OF  1934
        For  the  transition  period  from  to.

                          Commission File No. 000-23867
                          -----------------------------

                             Aladdin Oil Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

         Colorado                    No.  86-0868911
-----------------                    ---------------
(State  or  other  jurisdiction of          (I.R.S. Employer Identification No.)
incorporation  or  organization)

       11911 San Vincente Blvd., Suite 385, Los Angeles, California 90049
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 440-4471
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [ ]              [X ]
                               No             Yes

The number of shares of Registrant's common stock outstanding at June 30, 1999 was 5,249,420.

                             ALADDIN OIL CORPORATION

                                      INDEX


                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets June 30 1999 and
    December 31, 1998. . . . . . . . . . . . . . . . . . .     3

  Consolidated Statements of Operations for the three and
    six months ended June 30, 1999 and 1998. . . . . . . .     5

  Consolidated Statements of Cash Flows for the six
    months ended June 30, 1999 and 1998. . . . . . . . . .     6

  Notes to Consolidated Financial Statements . . . . . . .     7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . .     8


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .    12











                         PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                             ALADDIN OIL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                              June 30, 1999   Dec. 31, 1998
                              --------------  --------------
Current Assets
  Cash                        $      266,306  $        1,159
  Accounts receivable, trade          11,146               -
                              --------------  --------------

    Total Current Assets             277,452           1,159
                              --------------  --------------

Property and Equipment, Net          691,983               -
                              --------------  --------------

Other Assets
  Organizational costs, Net              500             500
  Start-up Costs                       1,109               -
                              --------------  --------------

      Total Other Assets               1,609             500
                              --------------  --------------

      Total Assets            $      971,044  $        1,659
                              ==============  ==============

                            LIABILITIES  AND  SHAREHOLDERS'  EQUITY


                                                         June 30, 1999    Dec. 31, 1998
                                                        ---------------  ---------------
CURRENT LIABILITIES
  Trade accounts payable                                $      107,000   $          129
  Amounts payable to joint venture
    participants                                                 6,598                -
  Due to related parties                                             -                -
  Accrued expenses and
   other liabilities                                                 -                -
                                                        ---------------  ---------------

    Total Current Liabilities                                  113,598              129
                                                        ---------------  ---------------

  Convertible Debentures . . . . . . . . . . . . . . .         675,700                -

Shareholders' Equity
  Convertible preferred stock,
    Series A, no par value10,000,000 shares
    authorized; 3,000,000 shares issued and
    801,999 outstanding at June 30, 1999,
    7,000,000 undesignated . . . . . . . . . . . . . .           8,020
    Series B, no par value,
    160,658 shares . . . . . . . . . . . . . . . . . .         160,658
Common stock, no par value,
   100,000,000 shares authorized;
   5,249,420 shares issued and outstanding                   1,409,442           49,890
  Accumulated deficit                                       (1,396,374)         (48,360)
                                                        ---------------  ---------------

    Total Shareholders' Equity                                 181,746            1,530
                                                        ---------------  ---------------

    Total Liabilities and
      Shareholders' Equity                              $      971,044   $        1,659
                                                        ===============  ===============

  The accompanying notes are an integral part of these condensed financial statements.




                             ALADDIN OIL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          For  the  Three  Months        For  the  Six  Months


                                               1999         1998         1999         1998
                                            -----------  -----------  -----------  -----------
Revenues
  Sale of oil and gas. . . . . . . . . . .  $    8,061   $        -   $   14,734   $        -
  Interest income. . . . . . . . . . . . .           -            -            -            -
                                            -----------  -----------  -----------  -----------

    Total Revenues . . . . . . . . . . . .       8,061            -       14,734            -
                                            -----------  -----------  -----------  -----------

Cost and Expenses
  Oil and  gas lease expense . . . . . . .       6,885            -       20,172            -
  Depletion, depreciation and amortization      18,605           40       37,240           40
  Interest . . . . . . . . . . . . . . . .       7,526            -       17,840            -
  General administrative . . . . . . . . .     149,622       13,892      231,641       16,731
                                            -----------  -----------  -----------  -----------

    Total Cost and Expenses. . . . . . . .     182,638      (13,932)     306,893      (16,771)
                                            -----------  -----------  -----------  -----------

Net Loss . . . . . . . . . . . . . . . . .  $ (174,577)  $  (13,932)  $ (292,159)  $  (16,771)
                                            ===========  ===========  ===========  ===========

Net Income (Loss) per Common Share . . . .  $     (.04)  $     (.01)  $     (.07)  $     (.01)
                                            ===========  ===========  ===========  ===========

Weighted Average Number of Shares. . . . .   4,228,687    1,135,000    3,973,503    1,135,000
                                            ===========  ===========  ===========  ===========

                             ALADDIN OIL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                  For  the  Six  Months
                                                  ---------------------
                                                     Ended  June  30,
                                                     ----------------

                                                    1999        1998
                                                 ----------  -----------
Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . .  $(292,159)  $ ( 16,771)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization.     37,240           40
      Rent. . . . . . . . . . . . . . . . . . .          -          300
      Changes in operating capital:
      Amounts receivable. . . . . . . . . . . .      4,789            -
      Trade accounts payable. . . . . . . . . .    (74,087)       1,026
      Amounts payable to joint venture
        participants and related parties. . . .      1,107            -
      Stock issued for consulting fees. . . . .          -       11,500
                                                 ----------  -----------

Net Cash Used by Operating Activities . . . . .   (174,936)      (3,905)
                                                 ----------  -----------
Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . .    160,100         (600)
                                                 ----------  -----------

Cash Flows from Financing Activities
  Proceeds from issuance of common stock. . . .    165,620            -
                                                 ----------  -----------
      Net Cash Provided by Financing Activities    325,720            -
                                                 ----------  -----------

Net Increase in Cash and Cash Equivalents . . .    150,784       (4,505)
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . .    115,522        7,366
                                                 ----------  -----------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . .  $ 266,306   $    2,861
                                                 ==========  ===========

                             ALADDIN OIL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Company is the result of the successful merger by and between Aladdin Oil Corporation, a Nevada Corporation and Buffalo Capital V, Ltd., a Colorado Corporation that closed in June of 1999. Aladdin Oil Corporation was the surviving entity as a result of the business combination, with the management of Aladdin Oil Corporation, assuming control of the newly combined entity. Furthermore, upon closing of the merger, the surviving entity adopted the fiscal year end of Buffalo Capital V, Ltd. which is December 31.

Aladdin Oil Corporation is an independent energy company engaged in the exploration for and the acquisition and development of oil and gas properties using Computer Aided Exploration Technology, ("CAEX") primarily in the states of Texas, Louisiana and California.

NOTE  2  -  PER  SHARE  COMPUTATIONS
            ------------------------

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS
           --------------

BUSINESS  REVIEW

Notice  Regarding  Forward-Looking  Statements
----------------------------------------------

This report contains forward-looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee," and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of the Company's business, lending activities, relationship with customers, and development in the oil and gas industry. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

Computer  Issues  for  the  Year  2000
--------------------------------------

The Company is aware of the issues associated with the programming code in existing systems as the millennium (Year 2000) approaches. The Company has examined the computer software and is confident it will accommodate the Year 2000 issue. Additionally, the company is contacting its appropriate vendors to determine if they are equipped to handle the Year 2000 issue.

Three  Months  Ended  June 30, 1999 as compared with Three Months ended June 30,
--------------------------------------------------------------------------------
1998
----

For the quarter ended June 30, 1999 gas revenue was $14,734. There is no revenue comparision for the same period June 30, 1998, due to the fact that Buffalo Capital was a development stage company.

Costs and expenses were increased by $160,645 this quarter due to increased General and Administrative expenses, generally related to professional fees resulting from merger activities.

The net loss for this quarter was $174,577 compared to a net loss of $13,932 for the same quarter in 1998, (Buffalo only for 1998).

ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS  (Continued)
           --------------

BUSINESS  REVIEW  (continued)

Joint  Venture  Agreement
-------------------------

The Company entered into an agreement on August 2, 1999 with Wespac Technologies Corporation, a private Texas-based company, to form Wespac Energy, LLC to acquire a package of up to three properties located in Texas and Louisiana. Under preliminary purchase terms, Wespac Energy, LLC will acquire properties for a combined purchase price of approximately $12.5 million, subject to adjustments at closing. Estimated PV-10 value of the property reserves are currently calculated conservatively to be $24 million.

Under the terms of the joint venture, Aladdin Oil Corporation will have the right to purchase up to 50% of Wespac Energy LLC for a total consideration of $450,000, plus certain capital contributions to the properties. Terms for closing are still being negotiated, and closing is subject to the arrangement of financing, among other items which are still subject to change.

                           PART II - OTHER INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

(b)  Reports  on  Form  8-K:  none  were  filed  for  the  period.

                                   SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ALADDIN  OIL  CORPORATION
                                    (Registrant)



      August  16,  1999     /s/  Meghan  Robins
                            -------------------
        Meghan  Robins
      President  and  Chief  Executive  Officer