Form 10QSB
period 1999-09-30
BUFFALO CAPITAL V LTD
filed 1999-11-15
CIK 1047296

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  AND  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  September  30,  1999

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

                              [ ]              [X ]
                               No             Yes

The number of shares of Registrant's common stock outstanding at September 30, 1999 was 7,402,862.

                             ALADDIN OIL CORPORATION

                                      INDEX


                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets September 30 1999 and
    December 31, 1998. . . . . . . . . . . . . . . . . . .     4

  Consolidated Statements of Operations for the three and
    nine months ended September 30, 1999 and 1998. . . . .     6

  Consolidated Statements of Cash Flows for the nine
    months ended September 30, 1999 and 1998 . . . . . . .     7

  Notes to Consolidated Financial Statements . . . . . . .     8


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . .     9


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .    13


                         PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                             ALADDIN OIL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                              Sept. 30, 1999   Dec. 31, 1998
                              ---------------  --------------
Current Assets
  Cash . . . . . . . . . . .  $       157,447  $        1,159
  Accounts receivable, trade            9,364               -
                              ---------------  --------------

    Total Current Assets . .          166,811           1,159
                              ---------------  --------------

Property and Equipment, Net.        1,077,705               -
                              ---------------  --------------

Other Assets
  Organizational costs, Net.              500             500
  Start-up Costs . . . . . .            1,109               -
                              ---------------  --------------

      Total Other Assets . .            1,609             500
                              ---------------  --------------

      Total Assets . . . . .  $     1,246,125  $        1,659
                              ===============  ==============

                            LIABILITIES  AND  SHAREHOLDERS'  EQUITY


                                              Sept. 30, 1999    Dec. 31, 1998
                                             ----------------  ---------------
CURRENT LIABILITIES
  Trade accounts payable. . . . . . . . . .  $       101,025   $          129
  Amounts payable to joint venture
    participants. . . . . . . . . . . . . .            8,158                -
  Due to related parties. . . . . . . . . .                -                -
  Accrued expenses and
   other liabilities. . . . . . . . . . . .                -                -
                                             ----------------  ---------------

    Total Current Liabilities . . . . . . .          109,183              129
                                             ----------------  ---------------

  Convertible Debentures. . . . . . . . . .                -                -

Shareholders' Equity
  Convertible preferred stock,
    Series A, no par value10,000,000 shares
    authorized; . . . . . . . . . . . . . .                -
    Series B, no par value,
    159,937 shares. . . . . . . . . . . . .          159,937
Common stock, no par value,
   100,000,000 shares authorized;
   7,402,862 shares issued and outstanding.        2,595,969           49,890
  Accumulated deficit . . . . . . . . . . .       (1,618,964)         (48,360)
                                             ----------------  ---------------

    Total Shareholders' Equity. . . . . . .        1,136,942            1,530
                                             ----------------  ---------------

    Total Liabilities and
      Shareholders' Equity. . . . . . . . .  $     1,246,125   $        1,659
                                             ================  ===============

     The accompanying notes are an integral part of these condensed financial statements.

                             ALADDIN OIL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For  the  Three  Months     For  the  Nine  Months


                                               1999         1998         1999         1998
                                            -----------  -----------  -----------  -----------
Revenues
  Sale of oil and gas. . . . . . . . . . .  $    6,468   $        -   $   21,202   $        -
  Interest income. . . . . . . . . . . . .           -            -            -            -
                                            -----------  -----------  -----------  -----------

    Total Revenues . . . . . . . . . . . .       6,468            -       21,202            -
                                            -----------  -----------  -----------  -----------

Cost and Expenses
  Oil and  gas lease expense . . . . . . .      10,233            -       30,405            -
  Depletion, depreciation and amortization      18,605           30       55,845           70
  Interest . . . . . . . . . . . . . . . .      47,376            -       65,216            -
  General administrative . . . . . . . . .     152,844        6,394      384,485       23,125
                                            -----------  -----------  -----------  -----------

    Total Cost and Expenses. . . . . . . .     229,058        6,424      535,951       23,195
                                            -----------  -----------  -----------  -----------

Net Loss . . . . . . . . . . . . . . . . .  $ (222,590)  $   (6,424)  $ (514,749)  $  (23,195)
                                            ===========  ===========  ===========  ===========

Net Income (Loss) per Common Share . . . .  $     (.03)  $     (NIL)  $     (.08)  $     (.01)
                                            ===========  ===========  ===========  ===========

Weighted Average Number of Shares. . . . .   6,326,141    3,989,500    6,326,141    2,011,900
                                            ===========  ===========  ===========  ===========

                             ALADDIN OIL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                  For  the  Nine  Months
                                                  ----------------------
                                                     Ended  Sept  30,
                                                     ----------------

                                                    1999        1998
                                                 ----------  -----------
Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . .  $(514,749)  $ ( 23,195)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization.     55,845           70
      Rent. . . . . . . . . . . . . . . . . . .          -          450
      Changes in operating capital:
      Amounts receivable. . . . . . . . . . . .      9,364            -
      Trade accounts payable. . . . . . . . . .    (68,112)       1,578
      Amounts payable to joint venture
        participants and related parties. . . .      2,267            -
      Stock issued for consulting fees. . . . .          -       15,500
                                                 ----------  -----------

Net Cash Used by Operating Activities . . . . .   (514,985)      (5,597)
                                                 ----------  -----------
Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . .    385,722         (600)
                                                 ----------  -----------

Cash Flows from Financing Activities
  Proceeds from issuance of common stock. . . .    171,218            -
                                                 ----------  -----------
      Net Cash Provided by Financing Activities    556,940         (600)
                                                 ----------  -----------

Net Increase in Cash and Cash Equivalents . . .     41,955       (6,197)
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . .    115,522        7,366
                                                 ----------  -----------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . .  $ 157,477   $    1,169
                                                 ==========  ===========

                             ALADDIN OIL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

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

Three  Months  Ended  September  30,  1999  as  compared with Three Months ended
--------------------------------------------------------------------------------
September  30,  1998
--------------------

For the quarter ended Sept 30, 1999 gas revenue was $6,468. There is no revenue comparision for the same period Sept 30, 1998, due to the fact that Buffalo Capital was a development stage company.

Costs and expenses were increased by $46,420 this quarter due to increased General and Administrative expenses, generally related to moving of the office and interest expense.

The net loss for this quarter was $222,590 compared to a net loss of $6,424 for the same quarter in 1998, (Buffalo only for 1998).

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


                        ALADDIN  OIL  CORPORATION
                                    (Registrant)



      November  15,  1999     /s/  Meghan  Robins
                              -------------------
                                   Meghan  Robins
                                   President  and  Chief  Executive  Officer